Form 10QSB
period 2003-06-30
MID-AM SYSTEMS INC/ DE
filed 2003-08-20
CIK 1116206

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

MID-AM SYSTEMS, INC.

(Name of small business in its charter)

Delaware	0-50001	52-2175894
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
P.O. Box 110310 Naples, Florida	34108-0106
(Address of Principal Executive Office)	(Zip Code)

Issuer's telephone number: (239) 430-2222

5150 Tamiami Trail N., Ste. 202

Naples, Florida 34103

Former address if changed since last report

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2003, the following shares were outstanding: 8,962,040.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

MID-AM SYSTEMS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended June 30, 2003

INDEX TO FINANCIAL STATEMENTS:

Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

MID-AM SYSTEMS, INC.

(A Development Stage Company)

Balance Sheet

	Unaudited	Unaudited
	6/30/2003	6/30/2002

ASSETS

Current Assets:

Cash	$ 27	$ 47
Loans receivable	833	3,354

TOTAL CURRENT ASSETS	860	3,401

TOTAL ASSETS	$ 860	$ 3,401

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$ 250	$ 470
Loans payable	-	-

TOTAL CURRENT LIABILITIES	250	470

Stockholder's Deficit:

Common Stock - Par value $.001; authorized 10,000,000 shares
8,870,040 and 8,962,040 shares issued and outstanding in	8,870	8,962
2003 and 2002, respectively

Additional paid-in capital	5,638	5,638
Deficit accumulated during the development stage	(13,898)	(11,669)

TOTAL STOCKHOLDER'S (DEFICIT) EQUITY	610	2,931

TOTAL LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY	$ 860	$ 3,401

The accompanying notes are an integral part of the financial statements.

MID-AM SYSTEMS, INC.

(A Development Stage Company)

Statement of Operations

For the initial period from inception (August 19, 1997) to June 30, 2003

	Unaudited	Unaudited	Unaudited	Unaudited	Inception
	For the three months	For the three months	For the six months	For the six months	08/19/97 to
	ending 06/30/2003	ending 06/30/2002	ending 06/30/2003	ending 06/30/2002	6/30/2003
Revenues:

Investment Income	$ -	$ -	$ -	$ -	$ -

TOTAL REVENUES	-	-	-	-	-

Costs and expenses:

General and administrative	505	1,045	1,240	1,616	13,678

TOTAL EXPENSES	505	1,045	1,240	1,616	13,678

Net loss before taxes	505	1,045	1,240	1,616	13,678

Provision for income taxes	-	-	-	-	220

Net loss	$ (505)	$ (1,045)	$ (1,240)	$ (1,616)	$ (13,898)

Loss per common share	$ (0.00006)	$ (0.00012)	$ (0.00014)	$ (0.00018)

Weighted average common shares outstanding	8,962,040	8,962,040	8,962,040	8,962,040

The accompanying notes are an integral part of the financial statements.

MID-AM SYSTEMS, INC.

(A Development Stage Company)

Statements of Cash Flows

For the initial period from inception (August 19, 1997) to June 30, 2002

	Unaudited	Unaudited	Inception
	For the period	For the period	08/19/1997 to
	ending 06/30/2003	ending 06/30/2002	6/30/2003

Cash flows from operating activities:

Net loss	$ (505)	$ (1,045)	$ (13,898)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) Decrease in loan receivable	1,680	(2,800)	(833)
Increase (Decrease) in loans payable	-	-	-
Increase (Decrease) in accounts payable	(1,220)	-	250

Net cash used in operating activities	(45)	(3,845)	(14,481)

Cash flows from financing activities:

Issuance of Common Stock	-	3,750	8,870
Additional paid-in Capital	-	-	5,638

Net cash provided by financing activities	-	3,750	14,508

Net increase (decrease) in cash	(45)	(95)	27

Cash, beginning	72	142	-

Cash, ending
	$ 27	$ 47	$ 27

The accompanying notes are an integral part of the financial statements.

MID-AM SYSTEMS, INC.

(A Development Stage Company)

Notes to Financial Statements

Note 1 - Organization and Summary of Significant accounting Policies Basis of Presentation:

The accompanying financial statements of Mid-Am Systems, Inc. (the "Company"), as of June 30, 2003, and 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information, and in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. In the opinion of Company management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the financial statements, have been made.

Description of Business

The financial statements presented are those of Mid-Am Systems, Inc. a development stage company ("The Company"). The Company was incorporated under the laws of the State of Delaware on August 19, 1997. The Company's activities, to date, have been primarily directed towards the raising of capital.

As shown in the financial statements, as of June 30, 2003 and 2002, the Company has incurred accumulated deficits of $13,898 and $11,669, respectively and only had cash of $27 and $47, respectively. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

Loss Per Common Share

The Company incurred expenses of $505 and $1,045, respectively during the periods ended June 30, 2003 and 2002. This was due to the high professional and legal costs related to the company's operations.

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

Note 4 - Related Party Transactions

The Company advanced a shareholder $833 and $3,354, respectively for the periods ended June 30, 2003 and 2002.

Note 5 - Subsequent Events

The Company is constantly seeking business opportunities and other means of financing to enable it to complete its business plan.

Note 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION Results of Operations

For the periods ending June 30, 2003 and 2002, the Company incurred net losses of $505 and $1,045, respectively. Explanations of these results are set forth below.

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

The Company incurred expenses of $505 and $1,045, respectively during the periods ending June 30, 2003 and 2002. This was due to the high professional and legal costs related to the Company's operations.

Liquidity and Capital Resources

During the periods ending June 30, 2003 and 2002, the Company decreased cash by $45 and $95, respectively, primarily from operations.

At June 30, 2003 and 2002, the Company had current assets of $860 and $3,401 and current liabilities of $250 and $470, respectively.

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

Liquidity and Capital Resources

As of June 30, 2003, the Company remains in the development stage. For the period ended June 30, 2003, the Company's balance sheet reflects current and total assets of $860, of which $833 is in the form of a shareholder receivable, and current liabilities of $250.

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

Results of Operations

During the period from May 6, 1996 (inception) through June 30, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $1,240 for the six months ended June 30,2003 compared with a loss of $1,616 for the same period last year. The loss during the period ended June 30, 2003 is primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws, as well as payment of transfer agent fees. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(b) Exhibits 99.1 and 99.2, CEO AND CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(c) No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AM SYSTEMS, INC.

By: /S/ COSMO PALMIERI

Cosmo Palmieri, President and a Director

By: /S/ JOSE ACEVEDO

Jose Acevedo, Secretary and a Director

By: /S/ MILTON POLLAND

Milton Polland, Director

Date: August 20, 2003

CERTIFICATION

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

Date: August 20, 2003	By: /S/ COSMO PALMIERI Cosmo Palmieri, President and a Director

CERTIFICATION

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

Date: August 20 , 2003	By: /S/ MILTON POLLAND Milton Polland, Director

Exhibit 99.1

MID-AM SYSTEMS, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mid-Am Systems, Inc., (the "Company") on Form 10- QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Cosmo Palmieri, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a)or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /S/ /S/ COSMO PALMIERI

Cosmo Palmieri, President and a Director

Date: August 20, 2003

Exhibit 99.2

MID-AM SYSTEMS, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mid-Am Systems, Inc., (the "Company") on Form 10- QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Milton Polland, a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a)or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /S/ /S/ MILTON POLLAND

Milton Polland, Director

Date: August 20, 2003