Form 10QSB
period 2004-03-31
MID-AM SYSTEMS INC/ DE
filed 2004-05-17
CIK 1116206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

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

Issuer's telephone number: (239) 598-2300

5150 Tamiami Trail N., Ste. 202

Naples, Florida 34103
Former name, former address if changed since last report

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2004, the following shares were outstanding: 8,870,040

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a)        The unaudited financial statements of registrant for the three months ended March 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

MID-AM SYSTEMS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2004

INDEX TO FINANCIAL STATEMENTS:

Balance Sheet
Statements of Operations
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

MID-AM SYSTEMS, INC.

MID-AM SYSTEMS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET (UNAUDITED)

March 31,
ASSETS	2004
Current assets:
Cash	$ -
Loans receivable	610
Total current assets	610

Total assets	$ 610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 250
Loans payable	-
Total current liabilities	250

Stockholders' equity:
Common stock, $.001 par value; 10,000,000 shares
authorized, 8,870,040 shares issued and outstanding	8,870
Additional paid-in capital	5,638
Deficit accumulated during the development stage	(14,148)
Total stockholders' equity	360

Total liabilities and stockholders' equity	$ 610

See notes to unaudited financial statements.

MID-AM SYSTEMS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)

	March 31,		August 19, 1997 (date of inception)
	2004	2003	to March 31, 2004

Revenues	$ -	$ -	$ -

Expenses:
General and administrative	-	735	13,928

Net loss before taxes	-	(735)	(13,928)

Provision for income taxes	-	-	220

Net loss	$ -	$ (735)	$ (14,148)

Loss per share	$ .00	$ (.00)

Weighted average common shares outstanding	8,870,040	8,870,040

See notes to unaudited financial statements.

MID-AM SYSTEMS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FROM AUGUST 19, 1997 (DATE OF INCEPTION) TO MARCH 31, 2004

	Common Stock
			Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at August 19, 1997 (Date of Inception)	-	$-	$-	$-	$-
Common stock issued for cash	670,610	671	-	-	671
Net loss	-	-	-	(937)	(937)
Balance at December 31, 1997	670,610	671	-	(937)	(266)

Net loss	-	-	-	(105)	(105)
Balance at December 31, 1998	670,610	671	-	(1,042)	(371)

Common stock issued for cash	2,043,180	2,043	1,832	-	3,875
Net loss	-	-	-	(1,828)	(1,828)
Balance at December 31, 1999	2,713,790	2,714	1,832	(2,870)	1,676

Common stock issued for cash	48,250	48	3,806	-	3,854
Net loss	-	-	-	(4,674)	(4,674)
Balance at December 31, 2000	2,762,040	2,762	5,638	(7,544)	856

Common stock issued for cash	2,240,000	2,240	-	-	2,240
Net loss	-	-	-	(2,509)	(2,509)
Balance at December 31, 2001	5,002,040	5,002	5,638	(10,053)	587

Common stock issued for cash	3,868,000	3,868	-	-	3,868
Net loss	-	-	-	(2,605)	(2,605)
Balance at December 31, 2002	8,870,040	8,870	5,638	(12,658)	1,850

Net loss	-	-	-	(1,490)	(1,490)
Balance at December 31, 2003	8,870,040	8,870	5,638	(14,148)	360

Net loss	-	-	-	-	-
Balance at March 31, 2004	8,870,040	$8,870	$5,638	$(14,148)	$360

See notes to unaudited financial statements.

MID-AM SYSTEMS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	March 31,		August 19, 1997 (date of inception)
	2004	2003	to March 31, 2004
Cash flows from operating activities:
Net loss	$ -	$ (735)	$ (14,148)
Adjustments to reconcile net loss to net
cash flows from operating activities:
Changes in operating assets & liabilities
Loan receivable	-	555	(610)
Loans payable	-	-	-
Accounts payable	-	250	250
Net cash flows from operating activities	-	70	(14,508)

Cash flows from financing activities:
Issuance of common stock	-	-	14,508
Net cash flows from financing activities	-	-	14,508

Net change in cash	-	70	-
Cash at beginning of period	-	2	-
Cash at end of period	$ -	$ 72	$ -

See notes to unaudited financial statements.

MID-AM SYSTEMS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2004 AND 2003

1.        Summary of Significant Accounting Policies

Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's 2003 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

There is no provision for income taxes due to continuing losses. At March 31, 2004, the Company has net operating loss carryforwards for tax purposes of approximately $14,000, which expire through 2023. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

2.        Going Concern

As shown in the consolidated financial statements, the Company has an accumulated deficit of $14,148 at March 31, 2004, and no cash. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company is dependent on its existing shareholders to be able to continue as a going concern. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

Liquidity and Capital Resources

As of March 31, 2004, the Company remains in the development stage. For the period ended March 31, 2004, the Company's balance sheet reflects current and total assets of $ 610, all of which is in the form of a loan receivable, and current liabilities of $ 250.

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

Results of Operations

During the period from August 19, 1997 (inception) through March 31, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $ 0 for the three months ended March 31, 2004 compared with a loss of $ 735 for the same period last year. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Inflation

The Company believes that the impact of inflation and changing prices on its operations since commencement of operations has been negligible.

Seasonality

The Company does not deem its revenues to be seasonal and any effect would be immaterial.

Plan of Operations

For the fiscal year ending December 31, 2004, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2004 and thereafter. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

ITEM 3.        CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

(a)         The following exhibits are filed herewith:

31.1         Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1        Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        A current report on Form 8-K to announce a change in the registrant's certifying accountant was filed on March 29, 2004, with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AM SYSTEMS, INC.

By: /S/ COSMO PALMIERI
Cosmo Palmieri, President and a Director

By: /S/ JOSE ACEVEDO
Jose Acevedo, Secretary and a Director

By: /S/ MILTON POLLAND
Milton Polland, Director

Date: May 17, 2004