Form 10QSB
period 2004-06-30
MID-AM SYSTEMS INC/ DE
filed 2004-08-16
CIK 1116206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

 MID-AM SYSTEMS, INC.

(Name of small business in its charter)

Delaware	0-50001	52-2175894
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
P.O. Box 110310 Naples, Florida	34108-0106
(Address of Principal Executive Office)	(Zip Code)

Issuer's telephone number:  (239) 598-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes...  No.....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At June 30, 2004, the following shares were outstanding: 8,870,040.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the six months ended June 30, 2004, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

 MID-AM SYSTEMS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended June 30, 2004

MID-AM SYSTEMS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET (UNAUDITED)

JUNE 30, 2004

June 30,
ASSETS	2004
Current assets:
Cash	$ -
Loans receivable	610
Total current assets	610

Total assets	$ 610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 250
Loans payable	-
Total current liabilities	250

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 8,870,040 shares issued and outstanding	8,870
Additional paid-in capital	5,638
Deficit accumulated during the development stage	(14,148)
Total stockholders' equity	360

Total liabilities and stockholders' equity	$ 610

See notes to unaudited financial statements.

MID-AM SYSTEMS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)

JUNE 30, 2004 AND 2003

Six months ended June 30,	Three months ended June 30,	August 19, 1997 (date of inception)
	2004	2003	2004	2003	to June 30, 2004

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses:
General and administrative	-	1240	-	505	13,928

Net loss before taxes	-	(1240)	-	(505)	(13,928)

Provision for income taxes	-	-	-	-	220

Net loss	$ -	$ (1240)	$ -	$ (505)	$ (14,148)

Loss per share	$ .00	$ (.00)	$ .00	$ (.00)

Weighted average common shares outstanding	8,870,040	8,870,040	8,870,040	8,870,040

See notes to unaudited financial statements.

MID-AM SYSTEMS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FROM AUGUST 19, 1997 (DATE OF INCEPTION) TO JUNE 30, 2004

Common Stock
			Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at August 19, 1997 (Date of Inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	670,610	671	-	-	671
Net loss	-	-	-	(937)	(937)
Balance at December 31, 1997	670,610	671	-	(937)	(266)

Net loss	-	-	-	(105)	(105)
Balance at December 31, 1998	670,610	671	-	(1,042)	(371)

Common stock issued for cash	2,043,180	2,043	1,832	-	3,875
Net loss	-	-	-	(1,828)	(1,828)
Balance at December 31, 1999	2,713,790	2,714	1,832	(2,870)	1,676

Common stock issued for cash	48,250	48	3,806	-	3,854
Net loss	-	-	-	(4,674)	(4,674)
Balance at December 31, 2000	2,762,040	2,762	5,638	(7,544)	856

Common stock issued for cash	2,240,000	2,240	-	-	2,240
et loss	-	-	-	(2,509)	(2,509)
Balance at December 31, 2001	5,002,040	5,002	5,638	(10,053)	587

Common stock issued for cash	3,868,000	3,868	-	-	3,868
Net loss	-	-	-	(2,605)	(2,605)
Balance at December 31, 2002	8,870,040	8,870	5,638	(12,658)	1,850

Net loss	-	-	-	(1,490)	(1,490)
Balance at December 31, 2003	8,870,040	8,870	5,638	(14,148)	360

Net loss	-	-	-	-	-
Balance at June 30, 2004	8,870,040	$ 8,870	$ 5,638	$ (14,148)	$ 360

See notes to unaudited financial statements.

MID-AM SYSTEMS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)

JUNE 30, 2004 AND 2003

Six months ended June 30,	August 19, 1997 (date of inception)
	2004	2003	to June 30, 2004
Cash flows from operating activities:
Net loss	$ -	$ (1,240)	$ (14,148)
Adjustments to reconcile net loss to net
cash flows from operating activities:
Changes in operating assets & liabilities
Loan receivable	-	2,235	(610)
Loans payable	-	-	-
Accounts payable	-	(970)	250
Net cash flows from operating activities	-	25	(14,508)

Cash flows from financing activities:
Issuance of common stock	-	-	14,508
Net cash flows from financing activities	-	-	14,508

Net change in cash	-	25	-
Cash at beginning of period	-	2	-
Cash at end of period	$ -	$ 27	$ -

See notes to unaudited financial statements.

MID-AM SYSTEMS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2004 AND 2003

1.

Summary of Significant Accounting Policies

Quarterly Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2003 financial statements in Form 10-KSB.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

Description of Business

Mid-Am Systems, Inc. (a development stage enterprise) (the Company) was formed on August 19, 1997. The Company’s activities to date have been primarily directed towards the raising of capital and seeking business opportunities.

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

MID-AM SYSTEMS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2004 AND 2003

1.

Summary of Significant Accounting Policies (Continued)

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

There is no provision for income taxes due to continuing losses. At June 30, 2004, the Company has net operating loss carryforwards for tax purposes of approximately $14,000, which expire through 2023. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.

Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of June 30, 2004, the Company remains in the development stage.  For the period ended June 30, 2004, the Company’s balance sheet reflects current and total assets of $ 610, all of which is in the form of a loan receivable, and total current liabilities of $ 250.

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

Results of Operations

During the period from August 19, 1997 (inception) through June 30, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.   No revenues were received by the Company during this period.

The Company experienced a net loss of $ 0 for the six months ended June 30, 2004 compared with a loss of $1,240 for the same period last year.  The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations.  As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2004 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES.  ACTUAL RESULTS MAY VARY MATERIALLY

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

(b)

No reports on Form 8-K were filed for the period ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AM SYSTEMS, INC.

By: /S/ COSMO PALMIERI

Cosmo Palmieri, President and a Director

By: /S/ JOSE ACEVEDO

Jose Acevedo, Secretary and a Director

By: /S/ MILTON POLLAND

Milton Polland, Director

 Date:   August 13, 2004