Form 10QSB
period 2004-09-30
MID-AM SYSTEMS INC/ DE
filed 2004-11-23
CIK 1116206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


   X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended September 30, 2004

   ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   For the transition period from ____ to ____


                               MID-AM SYSTEMS, INC.
                     (Name of small business in its charter)

                   Delaware                             0-50001                  52-2175894
(State or other jurisdiction of incorporation)(Commission File Number)(IRS Employer Identification No.)

            P.O. Box 110310
            Naples, Florida            34108-0106
(Address of Principal Executive Office)(Zip Code)

                   Issuer's telephone number:  (239) 598-2300


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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2004, the following shares were outstanding: 8,870,040.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.






                               MID-AM SYSTEMS, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS


                        Quarter Ended September 30, 2004



INDEX TO FINANCIAL STATEMENTS:

Balance Sheet                       4
Statements of Operations            5
Statements of Stockholders' Equity  6
Statements of Cash Flows            7
Notes to Financial Statements       8

                              MID-AM SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2004



                                                          September 30,
                           ASSETS                             2004
Current assets:
  Cash                                                         $ -
  Loans receivable                                             610
        Total current assets                                   610

        Total assets                                          $ 610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $ 250
  Loans payable                                                 -
        Total current liabilities                              250

Stockholders' equity:
  Common stock, $.001 par value; 50,000,000 shares
       authorized, 8,870,040 shares issued and outstanding    8,870
  Additional paid-in capital                                  5,638
  Deficit accumulated during the development stage          (14,148)
        Total stockholders' equity                             360

  Total liabilities andstockholders' equity                   $ 610





                  See notes to unaudited financial statements.

                              MID-AM SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003

			Nine months ended	Three months ended   August 19, 1997
  			September 30,    	September 30,       (date of inception)
                                 2004     2003     2004     2003   to September 30, 2004

Revenues                          $ -      $ -      $ -      $ -            $ -

Expenses:
     General and administrative    -      1,490      -        250          13,928

Net loss before taxes              -     (1,490)     -       (250)        (13,928)

Provision for income taxes         -        -        -        -             220

    Net loss                      $ -   $(1,490)   $ -       $(250)      $(14,148)

Loss per share                   $ .00   $ (.00)   $.00     $ (.00)

Weighted average common        8,870,040 8,870,040 8,870,040 8,870,040
  shares outstanding

See notes to unaudited financial statements.

                              MID-AM SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
         FROM AUGUST 19, 1997 (DATE OF INCEPTION) TO SEPTEMBER 30, 2004


                               Common Stock   Additional
                                                Paid-In Accumulated
                               Shares  Amount   Capital   Deficit   Total
Balance at August 19, 1997        -      $ -      $ -       $ -      $ -
     (Date of Inception)
  Common stock issued for cash  670,610   671       -         -        671
  Net loss                        -       -        -        (937)     (937)
Balance at December 31, 1997    670,610   671       -       (937)     (266)

  Net loss                        -       -        -        (105)     (105)
Balance at December 31, 1998    670,610   671       -      (1,042)    (371)

  Common stock issued for cash 2,043,180  2,043    1,832       -      3,875
  Net loss                        -        -        -       (1,828)  (1,828)
Balance at December 31, 1999   2,713,790  2,714    1,832    (2,870)   1,676

  Common stock issued for cash  48,250     48      3,806       -      3,854
  Net loss                        -       -        -        (4,674)  (4,674)
Balance at December 31, 2000   2,762,040  2,762    5,638    (7,544)     856

  Common stock issued for cash 2,240,000  2,240      -         -      2,240
  Net loss                        -       -         -       (2,509)  (2,509)
Balance at December 31, 2001   5,002,040  5,002    5,638   (10,053)    587

  Common stock issued for cash 3,868,000  3,868      -         -      3,868
  Net loss                        -       -          -      (2,605)  (2,605)
Balance at December 31, 2002   8,870,040  8,870    5,638   (12,658)   1,850

  Net loss                        -       -          -      (1,490)  (1,490)
Balance at December 31, 2003   8,870,040  8,870    5,638   (14,148)    360

  Net loss                        -       -          -         -        -
Balance at September 30, 2004  8,870,040 $8,870   $5,638  $(14,148)   $ 360




See notes to unaudited financial statements.

                              MID-AM SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003




					Nine months ended    August 19, 1997
					  September 30,	    (date of inception)
                                               2004  2003    to September 30,
                                                                  2004
Cash flows from operating activities:
   Net loss                                    $ -  $ (1,490)   $ (14,148)
   Adjustments to reconcile net loss to net
      cash flows from operating activities:
      Changes in operating assets & liabilities
      Loan receivable                           -     2,458       (610)
      Accounts payable                          -     (970)        250
Net cash flows from operating activities        -      (2)       (14,508)

Cash flows from financing activities:
   Issuance of common stock                     -       -         14,508
Net cash flows from financing activities        -       -         14,508

Net change in cash                              -      (2)          -
Cash at beginning of period                     -       2           -
Cash at end of period                          $ -     $ -         $ -





See notes to unaudited financial statements.

                              MID-AM SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003

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

                              MID-AM SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003

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

     There is no provision for income taxes due to continuing losses. At September 30, 2004, the Company has net operating loss carryforwards for tax purposes of approximately $14,000, which expire through 2023. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2004, the Company remains in the development stage. For the period ended September 30, 2004, the Company's balance sheet reflects current and total assets of $610, all of which is in the form of a loan receivable, and total current liabilities of $250.

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

RESULTS OF OPERATIONS

      During the period from August 19, 1997 (inception) through September 30, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

      The Company experienced a net loss of $ 0 for the three months ended September 30, 2004 compared with a loss of $250 for the same period last year. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
      None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      None.

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

MID-AM SYSTEMS, INC.


By: /S/ COSMO PALMIERI
      Cosmo Palmieri, President and a Director

By: /S/ JOSE ACEVEDO
      Jose Acevedo, Secretary and a Director

By: /S/ MILTON POLLAND
      Milton Polland, Director


 Date:   November  22, 2004